Form 10-K
period 1999-12-31
SALOMON BROTHERS MORT SEC VII COM MOR PAS THR CER SE 1999-C1
filed 2001-12-12
CIK 1092303

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934   for   the   period   from  August 20,  1999
         (Commencement of Operations) to December 31, 1999

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  333-72647-07

                 SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3439681
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

Seven World Trade Center, 29th Floor
New York, New York                                       10048
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (212) 723-6391

             SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
   COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1999-C1
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1999-C1
-----------------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 1999, the number of holders of each Class of Offered Certificates was 16.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual  Servicer  Statement of  Compliance,  filed as Exhibit 99.1 hereto.
   Annual Servicer Report of Management, filed as Exhibit 99.2 hereto. Annual Statement of Independent Accountants Report for the Servicer,
           filed as Exhibit 99.3 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant.

     Current Report on Form 8-K, dated October 12, 2000 was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on September 20, 1999, October 18, 1999, November 18, 1999, and December 20, 1999. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  December 11, 2001            By:  /s/  Diane E. Wallace
                                    -----------------------------
                                    Diane E. Wallace
                                    Assistant Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Report of Management
 99.3       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance


GMAC Commercial Mortgage
650 Dresher Road
P.O. Box 1015
Horsham, PA 19044-8015


Salomon Brothers Mortgage Securities VII, Inc. Series 1999-C1
Annual Statement as to Compliance
For the Year Ended December 31, 1999


     Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

     1. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Pooling and Servicing Agreement, has been made under my supervision.

     2. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

     3. GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Date:    June 22, 2000

/s/  Edwin D. Pritchard, Jr.
Vice President
GMAC Commercial Mortgage Corporation

EXHIBIT 99.2 - Servicer's Report of Management

GMAC Commercial Mortgage
650 Dresher Road
P.O. Box 1015
Horsham, PA 19044-8015


                            Report of Management

     As of and for the year ended December 31, 1999, GMAC Commercial Mortgage Corporation, has complied in all material respects with thc master servicing standards set forth in the Company's master servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     The Company, as master servicer, performs certain functions with respect to servicing loans, however, the direct loan servicing functions are performed by various subservicers. For those loans included in the Pooling and Servicing Agreements listed in the attached Exhibit A, the Company has complied with their Master Servicing Standards enumerated below, as of and for the year ended December 31, 1999.


February 29, 2000


/s/  Joseph A. Funk
Senior Vice President
Managing Director of Servicing


/s/  Gary M. Severyn
Senior Vice President

EXHIBIT 99.3 - Servicer's Annual Independent Accountant's Report


PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone  (212) 596 8000
Facsimile  (212) 596 8910


                    Report of Independent Accountants


February 29, 2000

To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation

     We have examined the accompanying management assertion, dated February 29, 2000, about GMAC Commercial Mortgage Corporation's (the "Company") compliance with its established minimum master servicing standards ("Master Servicing Policy") as of and for the year ended December 31, 1999. Management is responsible for thc Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Master Servicing Policy.

     In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 1999 is fairly stated, in all material respects.


/s/  PricewaterhouseCoopers, LLP